Form 10-Q
period 1996-03-31
SHEARSON LEHMAN FUTURES 1000 PLUS LP
filed 1996-05-15
CIK 869263

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended March 31, 1996

Commission File Number 0-21590


                    SHEARSON LEHMAN FUTURES 1000 PLUS, L.P.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                13-3586639
         --------------------------------          --------------------
          (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)            Identification No.)


                    c/o Smith Barney Futures Management Inc.
                          390 Greenwich St. - 1st Fl.
                           New York, New York 10013
             -----------------------------------------------------
             (Address and Zip Code of principal executive offices)


                                 (212) 723-5424
             -----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X    No ____

                    SHEARSON LEHMAN FUTURES 1000 PLUS, L.P.
                                   FORM 10-Q
                                     INDEX

                                                                                              Page
                                                                                              Number
                                                                                              ------
PART I - Financial Information:

          Item 1.       Financial Statements:
                        Statements of Financial Condition at
                        March 31, 1996 and December 31,
                        1995                                                                   3

                        Statements of  Income and Expenses
                        and Partners' Capital for the Three
                        Months ended March 31,1996 and 1995                                     4

                        Notes to Financial Statements                                        5 - 6

          Item 2.       Management's Discussion and Analysis
                        of Financial Condition and Results of
                        Operations                                                           7 - 9


PART II - Other Information                                                                    10

                                     PART I

                         Item 1.  Financial Statements


                    SHEARSON LEHMAN FUTURES 1000 PLUS, L.P.
                       STATEMENTS OF FINANCIAL CONDITION



                                                                   MARCH 31,            DECEMBER 31,
                                                                      1996                  1995
                                 ASSETS                          -------------         --------------
Equity in commodity futures trading account:
  Cash and cash equivalents                                        $10,796,988           $11,776,467
  Net unrealized appreciation
   on open futures contracts                                           823,775               834,915
 Zero Coupons, $29,006,000 and $29,679,000 principal
  amount in 1996 and 1995, respectively, due May 15, 1996
  at market value (amortized cost $28,738,564 and
  $28,851,550 respectively)                                         28,824,713            29,131,719
                                                                 --------------        --------------
                                                                    40,445,476            41,743,101

Receivable from SB on sale of
  Zero Coupons                                                         668,632             1,428,904

Interest receivable                                                     37,649                44,657
                                                                 --------------        --------------

                                                                   $41,151,757           $43,216,662
                                                                 =============         ==============



                                   LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

 Accrued expenses:

  Commissions                                                          $88,661               $97,073
  Management fees                                                       39,525                41,831
  Incentive fees                                                             0                54,272
  Other                                                                 57,608                44,460
Redemptions payable                                                    928,942             2,009,877
                                                                 --------------        --------------

                                                                     1,114,736             2,247,513
                                                                 --------------        --------------


Partners' capital
    General Partner, 345 Unit equivalents
        outstanding in 1996 and 1995                                   476,204               476,241
    Limited Partners, 28,661 and 29,334
        Units of Limited Partnership Interest
        outstanding in 1996 and 1995, respectively                  39,560,817            40,492,908
                                                                 --------------        --------------
                                                                    40,037,021            40,969,149
                                                                 --------------        --------------

                                                                   $41,151,757           $43,216,662
                                                                 =============         ==============




See Notes to Financial Statements.

                    SHEARSON LEHMAN FUTURES 1000 PLUS, L.P.
            STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                  (UNAUDITED)



                                                               THREE MONTHS ENDED
                                                             MARCH 31,            MARCH 31,
                                                                1996                1995
                                                           --------------      ---------------
Income:
  Net gains (losses) on trading of commodity futures:
    Realized gains (losses) on closed positions                 ($41,844)          $1,062,701
    Change in unrealized gains / losses on open
    positions                                                    (11,140)           1,574,261
                                                           --------------      ---------------
                                                                 (52,984)           2,636,962
Less, brokerage commissions and clearing fees
  ($4,540 and $6,315, respectively)                             (285,962)            (295,818)
                                                           --------------      ---------------

  Net realized and unrealized gains (losses)                    (338,946)           2,341,144
  Realized gains on sale of Zero Coupons                           1,875               20,204
  Unrealized appreciation (depreciation) on Zero Coupons        (194,020)             337,813
  Interest income                                                668,667              746,136
                                                           --------------      ---------------

                                                                 137,576            3,445,297
                                                           --------------      ---------------

Expenses:
  Management fees                                                122,128              120,798
  Incentive fees                                                       0              151,933
  Other                                                           18,634               16,029
                                                           --------------      ---------------

                                                                 140,762              288,760
                                                           --------------      ---------------

  Net income (loss)                                               (3,186)           3,156,537
  Redemptions                                                   (928,942)          (2,431,377)
                                                           --------------      ---------------

  Net increase (decrease) in Partners' capital                  (932,128)             725,160

Partners' capital, beginning of period                        40,969,149           43,853,144
                                                           --------------      ---------------

Partners' capital, end of period                             $40,037,021          $44,578,304
                                                           ==============      ===============
Net asset value per Unit
  (29,006 and 33,974 Units outstanding at
    March 31, 1996 and 1995, respectively)                     $1,380.30            $1,312.13
                                                           ==============      ===============
Net income (loss) per Unit of Limited Partnership
  Interest and General Partnership Unit equivalent                 $(.11)              $88.11
                                                           ==============      ==============



See Notes to Financial Statements.

                    SHEARSON LEHMAN FUTURES 1000 PLUS, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996
                                  (Unaudited)

General

          Shearson Lehman Futures 1000 Plus, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware, on February 21, 1990 to engage in the speculative trading of commodity interests including forward contracts on foreign currencies, commodity options and commodity futures contracts, including futures contracts on U.S. Treasuries and certain other financial instruments, foreign currencies and stock indices. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership maintains a portion of its initial assets in interest payments stripped from U.S. Treasury Bonds under the Treasury's STRIPS program for which payments are due approximately five years
from the date trading commenced ("Zero Coupons").   The Partnership uses such
Zero Coupons and its other assets to margin its commodities account.

          Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate
of the General Partner, acts as commodity broker for the Partnership.   All
trading decisions are made for the Partnership by John W. Henry & Co., Inc. and Willowbridge Associates Inc. (collectively, the "Advisors").

          The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at March 31, 1996 and the results of its operations for the three months ended March 31, 1996 and 1995. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

          Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

          The Partnership will be liquidated on May 30, 1996, the end of the month in which the Zero Coupons purchased by the Partnership come due.

                   SHEARSON LEHMAN FUTURES 1000 PLUS, L.P.
                        NOTES TO FINANCIAL STATEMENTS
                                 (Continued)


Net Asset Value Per Unit

     Changes in net asset value per Unit for the three months ended March 31, 1996 and 1995 were as follows:

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                 ---------------------------------------
                                                                     1996                       1995
                                                                 -------------             -------------
Net realized and unrealized
 gains (losses)                                                     $  (11.42)                 $   65.35
Realized and unrealized gains
 (losses) on  Zero Coupons                                              (6.47)                      9.99
Interest income                                                         22.53                      20.83
Expenses                                                                (4.75)                     (8.06)
                                                                    ----------                 -----------

Increase (decrease)
 for period                                                              (.11)                     88.11

Net Asset Value per Unit,
 beginning of period                                                 1,380.41                   1,224.02
                                                                    ----------                 ----------

Net Asset Value per Unit,
 end of period                                                      $1,380.30                  $1,312.13
                                                                    ==========                 ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

                 The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures contracts, interest receivable and
receivable from SB on the sale of Zero Coupons.   Because of the low margin
deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the first quarter of 1996.

         The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject.

                 The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

                 For the three months ended March 31, 1996 Partnership capital decreased 2.3% from $40,969,149 to $40,037,021. This decrease was attributable to the redemption of 673 limited partnership Units resulting in an outflow of $928,942 and net loss from operations of $3,186 for the three months ended March 31, 1996. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

                 During the Partnership's first quarter of 1996, the net asset value per Unit decreased 0.1% from $1,380.41 to $1,380.30 as compared to the first quarter of 1995 in which the Net Asset Value per Unit increased 7.2%.
The Partnership experienced a net trading loss before commissions and expenses in the first quarter of 1996 of $52,984. Losses were recognized in the trading of commodity futures in agricultural products, precious metals and stock indices which were partially offset by gains in currencies, energy products and interest rates. The Partnership experienced a net trading gain before commissions and expenses in the first quarter of 1995 of $2,636,962. Gains were realized in the trading of commodity futures in interest rates, stock indices, currencies, agricultural products and precious metals which were partially offset by losses realized in energy products.

                 Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflations increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify correctly those price trends. These price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

         Interest income on 80% of the Partnership's average daily equity maintained in cash was earned on the monthly average 13-week U.S. Treasury bill yield. Also included in interest income is the amortization of original issue discount on the Zero Coupons based on the interest method. Interest income for the three months ended March 31, 1996 decreased by $77,469 as compared to the corresponding period in 1995. The decrease in interest income is primarily due to the effect of redemptions on the Partnership's Zero Coupons and equity maintained in cash in addition to a decrease in interest rates in the first quarter of 1996 as compared to the first quarter of 1995.

         Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and clearing fees for the three months ended March 31, 1996 decreased by $9,856 as compared to the corresponding period in 1995.

         All trading decisions for the Partnership are currently being made by the Advisors. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month (ranging from 2% to 4% of net assets per year) and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 1996 increased by $1,330 as compared to the corresponding period in 1995. This increase is primarily the result of more assets under management by Advisors earning a 4% management fee for the three months ended March 31, 1996 as compared to the corresponding period in 1995.

         Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. No incentive fees were earned for the quarter ended March 31, 1996. Trading performance for the three months ended March 31, 1995 resulted in incentive fees of $151,933.

                           PART II OTHER INFORMATION

Item 1.    Legal Proceedings - None

Item 2.    Changes in Securities - None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5.    Other Information - None

Item 6.    (a) Exhibits - None

           (b) Reports on Form 8-K - None

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHEARSON LEHMAN FUTURES 1000 PLUS, L.P.


By:        Smith Barney Futures Management Inc.
           (General Partner)


By:        /s/ David J. Vogel, President
           ------------------------------------
           David J. Vogel, President

Date:       5/10/96

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:        Smith Barney Futures Management Inc.
           (General Partner)


By:        /s/ David J. Vogel, President
           ------------------------------------
           David J. Vogel, President


Date:       5/10/96


By         /s/ Daniel A. Dantuono
           ------------------------------------
           Daniel A. Dantuono
           Chief Financial Officer and
           Director

Date:       5/10/96

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.           Description
- -------         -----------

  27            Financial Data Schedule